Form 10-Q
period 2026-03-31
BHAV Acquisition Corp
filed 2026-05-15
CIK 2097288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43200

BHAV Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Old New Brunswick Rd., Suite N210
Piscataway, NJ 08854

(Address of principal executive offices, including zip code)

(732) 612-9552

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one right to acquire one-fourth of one Class A ordinary share	BHAVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BHAV	The Nasdaq Stock Market LLC
Rights, each right to acquire one-fourth of one Class A ordinary share	BHAVR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

As of May 12, 2026, the registrant had a total of 10,700,000 Class A ordinary shares, $0.0001 par value per share, and 3,333,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

BHAV ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this “report,” are “forward-looking statements” within the meaning of Section 21E of the Exchange Act and are subject to the safe harbor created thereby. All statements contained in this report other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our final prospectus dated March 18, 2026 (the “Prospectus”) and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this report to conform these statements to actual results or revised expectations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BHAV ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash	$1,027,530	$25,000
Due from Sponsor	34,967	—
Prepaid expenses	22,063	3,350
Prepaid insurance	61,257	—
Total current assets	1,145,817	28,350
Deferred offering costs	—	105,403
Prepaid insurance – long-term	28,323	—
Marketable securities held in Trust Account	100,087,917	—
Total Assets	$101,262,057	$133,753

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accrued offering costs	$111,495	$17,375
Accrued expenses	54,699	14,500
Financed loan liability	92,204	—
Promissory note – related party	—	124,574
Over-allotment option liability	62,900	—
Total Current Liabilities	321,298	156,449

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares and no shares at redemption value of $10.01 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	100,087,917	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 700,000 shares and 0 shares issued and outstanding (excluding 10,000,000 shares and 0 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	70	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,833,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	383	383
Additional paid-in capital	888,084	24,617
Accumulated deficit	(35,695)	(47,696)
Total Shareholders’ Equity (Deficit)	852,842	(22,696)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$101,262,057	$133,753

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

For the Three Months Ended March 31, 2026 (Unaudited)
General and administrative expenses	$106,597
Loss from operations	(106,597)

Other income (expense):
Interest earned on marketable securities held in Trust Account	87,917
Change in fair value of over-allotment option liability	31,000
Interest expense on financed loan liability	(319)
118,598
Net income	$12,001

Weighted average shares outstanding, Class A ordinary shares	1,307,778

Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding, Class B ordinary shares(1)	3,333,333

Basic and diluted net income per share, Class B ordinary shares	$0.00

(1)	Excludes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2025	—	$—	3,833,333	$383	$24,617	$(47,696)	$(22,696)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(3,276,693)	—	(3,276,693)

Sale of Private Placement Units	200,000	20	—	—	1,999,980	—	2,000,000

Fair value of Representative Shares	500,000	50	—	—	369,950	—	370,000

Fair value of Public Rights included in Public Shares	—	—	—	—	1,800,000	—	1,800,000

Forfeiture Founder Shares	(650,000)	(65)	—	—	65	—	—

Reissuance of Founder Shares	650,000	65	—	—	4,160	—	4,225

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(33,995)	—	(33,995)

Net income	—	—	—	—	—	12,001	12,001

Balance – March 31, 2026	700,000	$70	3,833,333	$383	$888,084	$(35,695)	$852,842

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

For the Three Months Ended March 31, 2026
Cash Flows from Operating Activities:
Net income	$12,001
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note – related party	25,165
Interest earned on marketable securities held in Trust Account	(87,917)
Interest expense on financed loan liability	319
Change in fair value of over-allotment option liability	(31,000)
Changes in operating assets and liabilities:
Prepaid expenses	(18,713)
Prepaid insurance	2,305
Accrued expenses	54,699
Net cash used in operating activities	(43,141)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to at-risk capital investors	4,225
Proceeds from sale of Units, net of underwriting discounts paid	99,500,000
Proceeds from sale of Private Placement Units	2,000,000
Due from Sponsor	(34,967)
Proceeds from promissory note – related party	5,005
Repayment of promissory note – related party	(216,443)
Payment of offering costs	(212,149)
Net cash provided by financing activities	101,045,671

Net Change in Cash	1,002,530
Cash – Beginning of period	25,000
Cash – End of period	$1,027,530

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$111,495
Offering costs paid through promissory note – related party	$47,199
Prepaid insurance funded through financed loan liability	$91,885

The accompanying notes are an integral part of the unaudited condensed financial statements.

BHAV ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BHAV Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 29, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. While the Company may pursue an initial Business Combination opportunity in any business, industry or geographic location, it intends to capitalize on the ability of its management team and board advisors to identify, acquire and operate a business or businesses that can benefit from their established relationships, and sector management and operating experience. In particular, the Company currently intends to focus on opportunities that capitalize on the experience and ability of its management team and the individuals that may be appointed as members of the Company’s advisory board from time to time (the “board advisors”) to identify, acquire and operate a business in the advanced and industrial robotics, electric-vehicles (“EVs”), drones and unmanned-aerial-systems (“UAS”) or financial technology (“fintech”) industry.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 29, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On March 20, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of 100,000,000. Each Unit consists of one Public Share and one right (each, a “Share Right”) to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Public Rights”). Each four (4) Share Rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares. In addition, 500,000 Class A ordinary shares were issued to the designee of Maxim Group LLC, the representative of the underwriters (“Maxim”), as part of the underwriting compensation relating to the closing of the Initial Public Offering and sale and issuance of the Units (the “Representative Shares”). The registration statement on Form S-1 (File No. 333-293399) relating to the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on March 18, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 200,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $2,000,000 in the aggregate, of which, approximately $1,783,557 was paid in cash and approximately $216,443 was satisfied by reduction of the principal balance underlying the unsecured promissory note, dated as of October 24, 2025 (the “Note”), issued to BHAV Partners LLC (the “Sponsor”), in a private placement to the Sponsor, certain third-party investors (the “third-party investors”), none of which are affiliated with the Sponsor, the Company’s officers, directors, board advisors, Maxim, or any other investor, and certain individuals who are registered persons of Maxim (the “Maxim individuals,” together with the third-party investors the “at-risk capital investors,” and together with the Sponsor the “initial shareholders”), generating gross proceeds of $2,000,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Private Placement Rights”). Of the 200,000 Private Placement Units, the Sponsor purchased 135,000 Private Placement Units and the at-risk capital investors purchased 65,000 Private Placements Units, of which, 20,000 Private Placement Units were purchased by Maxim individuals, and 45,000 Private Placement Units were purchased by the third-party investors.

Transaction costs amounted to $1,328,871, consisting of $500,000 of cash underwriting fees, $370,000 representing the fair value of the Representative Shares issued to the designee of Maxim and $458,871 of other offering costs.

On April 14, 2026, the Company announced that, on or around April 16, 2026, the holders of the Units were able to elect to separately trade the Public Shares and Public Rights included in the Units. Any Units not separated will continue to trade on the Global Market tier of The Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “BHAVU.” The Public Shares and the Public Rights that are separated will trade on Nasdaq under the symbols “BHAV” and “BHAVR,” respectively. No fractional Public Rights will be issued upon separation of the Units and only whole Public Rights will trade.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally towards complying with the Company’s financial reporting obligations and consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding income and franchise taxes payable on the income earned on the Trust Account (the “permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on March 20, 2026, an amount of $100,000,000 (or $10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

The Company will provide the holders of the outstanding Public Shares, excluding the initial shareholders and the Company’s officers, directors and board advisors to the extent that they acquire Public Shares in secondary market transactions (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares in connection with a general meeting called to approve the Business Combination. If the Company does not submit such Business Combination to its shareholders for approval, it will provide such shareholders with the opportunity to have their shares repurchased by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units (and the underlying securities contained therein).

The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only shareholders pass an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association (the “Articles”) approving a Business Combination, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or approved by a resolution in writing of all of the shareholders entitled to vote on such matter (or such other threshold as may be allowed under the Companies Act (As Revised) of the Cayman Islands), or such other vote as required by applicable law or the stock exchange rules. Subject to limited exceptions, if the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, shareholders will be required to pass a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, approving a plan of merger or plan of consolidation. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers, directors and board advisors have agreed to vote their Founder Shares (as defined in Note 5), Public Shares purchased during or after the Initial Public Offering and Private Placement Shares in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). The at-risk capital investors have also agreed to vote the Founder Shares, including any Class A ordinary shares issuable upon conversion thereof, and Private Placement Shares beneficially owned by them in favor of any proposals relating to the election of directors to the Company’s board of directors (the “Board”), the consummation of an initial Business Combination (including any proposals recommended by the Board in connection with such Business Combination) and an amendment and/or restatement to the Articles to extend the date by which the Company must consummate its initial Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote in favor of or vote against, or abstain from voting on, a proposed Business Combination and waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act) will be restricted from redeeming their shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The initial shareholders and the Company’s officers, directors and board advisors have agreed (a) to waive their redemption rights with respect to any Founder Shares, Public Shares and Private Placement Shares held by them in connection with the completion of a Business Combination and (b) to waive their redemption rights with respect to any Founder Shares, Public Shares and Private Placement Shares held by them in connection with a shareholder vote to amend the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial Business Combination activity. Further, the Sponsor and the Company’s officers, directors and board advisors agreed not to propose, or vote in favor of, an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (ii) with respect to any other material provision relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment, unless the Company provides its Public Shareholders with the opportunity to redeem their Public Shares upon approval or effectiveness of any such amendment.

If the Company has not completed a Business Combination (a) within 15 months from the closing of the Initial Public Offering or (b) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Articles (each such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial shareholders and the Company’s officers, directors and board advisors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders, or any of its respective affiliates, and the Company’s officers, directors or board advisors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, dated as of March 18, 2026, and filed with the SEC on March 20, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Going Concern Considerations

As of March 31, 2026, the Company had cash of $1,027,530 and working capital of $824,519.

The Company’s liquidity needs up to March 31, 2026 had been satisfied through loans from the Sponsor under the Note to cover organizational, offering related and post-offering expenses of up to $500,000. At the closing of the Initial Public Offering, on March 20, 2026, the Company repaid the total outstanding balance of the Note amounting to approximately $216,443 for amounts related to general and administrative and offering related expenses (see Note 5). As of March 31, 2026, the Company has the ability to draw up to $500,000 under the Note.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements included in this report.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amount of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,027,530 and $25,000 in cash and did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $100,087,917, were held in money market funds. At December 31, 2025, there were no assets held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Class A ordinary shares. On March 20, 2026, upon the completion of the Initial Public Offering and the sale of the Private Placement Units, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ equity, as the Share Rights, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the Public Rights and Private Placement Rights, since the conversion of these rights is contingent upon the occurrence of future events (the consummation of the initial Business Combination). These rights are convertible into an aggregate of 2,550,000 Class A ordinary shares. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,409	$8,592

Denominator
Weighted-average shares outstanding	1,307,778	3,333,333
Basic and diluted net income per ordinary share	$0.00	$0.00

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriter did not exercise their overallotment option at the closing of the Initial Public Offering.

Share Rights

The Company accounted for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned value, and as such it was recorded within shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Rights	(1,800,000)
Proceeds allocated to over-allotment option	(93,900)
Public Shares issuance costs	(1,294,876)
Plus:
Remeasurement of carrying value to redemption value	3,276,693
Class A ordinary shares subject to possible redemption, March 31, 2026	$100,087,917

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

The Company consummated the Initial Public Offering on March 20, 2026, pursuant to which the Company sold 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Public Share and one Public Right to receive one-fourth (1/4) of one Class A ordinary share upon consummation of an initial Business Combination. Each four (4) Public Rights entitle the holder to receive one Class A ordinary share upon consummation of an initial Business Combination (see Note 7).

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the at-risk capital investors purchased a total of 200,000 Private Placement Units (of which, 135,000 Private Placement Units were purchased by the Sponsor, and 65,000 Private Placement Units were purchased by the at-risk capital investors) at a price of $10.00 per Private Placement Unit, or $2,000,000 in the aggregate, in a private placement. A portion of the proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Placement Units are identical to the Units, subject to certain exceptions. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right to receive one-fourth (1/4) of one Class A ordinary shares upon the consummation of an initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will expire worthless. The Private Placement Units (and the securities comprising such units) will not be transferable, assignable or salable until 30 days after the consummation of the Company’s initial Business Combination or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, subject to certain exceptions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On September 30, 2025, the Company issued 3,833,333 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0065, which was paid in December 2025. On March 18, 2026, the Sponsor forfeited an aggregate of 650,000 Founder Shares and the at-risk capital investors purchased an aggregate of 650,000 Founder Shares pursuant to the subscription agreements entered by and among the Company, the Sponsor and each at-risk capital investor, for an aggregate purchase price of approximately $4,225, or approximately $0.0065 per share, which resulted in the Sponsor owning 3,183,333 Founder Shares. The Founder Shares include an aggregate of up to 500,000 shares, which remain subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration.

On February 20, 2026, the Sponsor granted non-managing membership interests equivalent to an aggregate of 235,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”), directors, and board advisor, in exchange for their respective professional services to the Company until the Company’s initial Business Combination. The assignment of these non-managing membership interests reflecting an indirect interest in the Founder Shares to the holders thereof are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 235,000 Founder Shares represented by such non-managing membership interests assigned to the holders thereof on February 20, 2026, was $695,600, or $2.96 per share. The Company established the initial fair value of the Founder Shares on February 20, 2026, the date the assignment was granted, using a Monte Carlo simulation with underlying forecast mathematics based on Geometric Brownian Motion in a risk-neutral framework, which takes into consideration the implied Class A ordinary share price of $9.86 multiplied by the probability of de-SPAC and instrument-specific market adjustment of 30.0%. The non-managing membership interests are subject to forfeiture based on a performance condition of providing services through the Company’s initial Business Combination. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of the Company’s initial Business Combination) in an amount equal to the number of non-managing membership interest times the assignment date fair value per share (unless subsequently modified) less the amount initially received. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The initial shareholders have agreed, subject to certain exceptions, not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier of: (i) six months after the completion of an initial Business Combination and (ii) the date on which the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 75 days after an initial Business Combination, or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

Due from Sponsor

The Company paid the Sponsor an amount of $24,967 in excess of the outstanding Note balance at the closing of the Initial Public Offering. Additionally, an amount of $10,000 is due from the Sponsor related to a fund transfer from the Company’s bank account. As of March 31, 2026, the total amount due from the Sponsor is $34,967, as reflected on the accompanying condensed balance sheets.

Administrative Services

The Company entered into that certain Administrative Services Agreement, pursuant to which, commencing on March 18, 2026 through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, the Company will begin accruing payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof upon the completion of its initial Business Combination or its liquidation, assuming there is cash available. For the three months ended March 31, 2026, the Company incurred $9,032 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there were no such amounts outstanding under the Working Capital Loans.

Promissory Note — Related Party

The Sponsor agreed to loan up to $500,000 to the Company to cover organizational, offering-related and post-offering expenses pursuant to the Note. These loans under the Note are non-interest bearing, unsecured and are due at the earlier of the date on which the Company consummates the initial Business Combination or on the date of the dissolution deadline, assuming there is cash available. The Note may be repaid upon the closing of the initial Business Combination out of the offering proceeds not held in the Trust Account. On March 20, 2026, the Company repaid the total outstanding balance of the Note amounting to approximately $216,443 in connection with the purchase of Private Placement Units by the Sponsor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Representative Shares, and Private Placement Units (and the securities comprising such units and any Class A ordinary shares issuable upon conversion of the Share Rights and Founder Shares), as applicable, are entitled to registration rights pursuant to the registration rights agreements entered into on March 18, 2026, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). Pursuant to the registration rights agreements, the Company agreed to file a registration statement covering the registration of these securities within 30 business days from the date the Company complete its initial Business Combination (or such later date agreed upon by the Company, the Sponsor and Maxim). Further, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other conflicts in Venezuela and Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the ongoing conflicts with Venezuela and Iran and the resulting measures in connection therewith that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariffs on imports from foreign countries could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Financed Loan Liability

In connection with the directors and officers insurance policy effective March 18, 2026, the Company entered into a financing agreement for $91,885 of the $153,641 total premium at an interest rate of 9.24% per annum. The financing requires three quarterly payments of $31,821 commencing on May 18, 2026. As of March 31, 2026, the outstanding balance of the financed loan liability was $92,204, which includes $319 of accrued interest and is recorded within current liabilities on the accompanying condensed balance sheets.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts. As of March 31, 2026, the over-allotment option remained open. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option.

At the closing of the Company’s Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.05 per Unit sold in the Initial Public Offering, or $500,000 in the aggregate (or up to $575,000 in the aggregate if the underwriter’s over-allotment option is exercised in full).

Representative Shares

On March 20, 2026, the Company issued 500,000 Representative Shares to the designee of Maxim as part of the underwriting compensation, and it may issue up to 575,000 Representative Shares in the aggregate depending on the extent to which the underwriters’ over-allotment is exercised. The Representative Shares are identical to the Class A ordinary shares included in the Units, except that Maxim and/or its designees have agreed not to transfer, assign, sell, pledge, or hypothecate any such shares, or subject such shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until 180 days immediately following the commencement of sales in connection with the Initial Public Offering pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2). Maxim and/or its designees have agreed not to transfer, assign or sell any such Representative Shares without prior consent of the Company until the completion of the Company’s initial Business Combination. In addition, Maxim and/or its designees have agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The issuance of the Representative Shares is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. Further, the issuance of the Representative Shares should be accounted for as an offering cost in accordance with SAB Topic 5A, “Expenses of Offering,” since the Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the 500,000 Representative Shares to be $370,000, or $0.74 per share. Accordingly, $370,000 has been recorded as a deferred offering costs on March 20, 2026, with a corresponding increase in additional paid-in capital. The Company established the initial fair value for the Representative Shares on March 20, 2026, using Probability-Weighted Expected Return Method (“PWERM”). The primary assumptions used in the valuation of Representative Shares were (i) implied Class A ordinary share price of $9.82 (ii) lockup term of 1.25 years, and (iii) probability of de-SPAC and market adjustment of 7.5%.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days from the commencement of sales of the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). The Representative Shares have resale registration rights including three demand (one at the Company’s expense and two at underwriter’s expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of the Initial Public Offering.

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 700,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 500,000 shares remain subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions to amend the constitutional documents of the Company or adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of an initial Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) all Class A ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding Private Placement Shares and the Representative Shares issued to Maxim and/or its designees), (ii) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination) and (iii) minus any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination or certain amendments to the Articles prior to an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Share Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Share Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of applicable law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert his, her or its Share Rights in order to receive the one-fourth (1/4) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025

Marketable securities held in Trust Account	1	100,087,917	—
Over-allotment option liability	3	62,900	—

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations. As of March 31, 2026, the fair value of the over-allotment option is $62,900, or $0.042 per over-allotment option unit.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model as of March 31, 2026, and at initial recognition of the over-allotment option on March 20, 2026, were as follows:

March 31, 2026
Risk-free interest rate	3.73%
Expected term (years)	0.09
Volatility	1.67%
Exercise price	$10.00

March 20, 2026
Risk-free interest rate	3.71%
Expected term (years)	0.12
Volatility	2.54%
Exercise price	$10.00

The fair value of the Public Rights issued in the Initial Public Offering is $1,800,000, or $0.18 per Public Right. The fair value of the Public Rights was determined using PWERM. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

March 20, 2026
Expected term to de-SPAC (years)	1.25
Probability of de-SPAC and instrument-specific market adjustment	7.50%
Risk-free rate (continuous)	3.78%
Implied Class A ordinary share price	$9.82

NOTE 9 – SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics as set forth below.

	March 31, 2026	December 31, 2025
Cash	$1,027,530	$25,000
Marketable securities held in Trust Account	$100,087,917	$—

For the Three Months Ended March 31, 2026
General and administrative expenses	$106,597
Interest earned on marketable securities held in Trust Account	$87,917

The CODM reviews interest income on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date through March 31, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

On May 3, 2026, the Sponsor automatically forfeited 500,000 Founder Shares for no consideration upon the expiration of the underwriters’ over-allotment option to purchase up to 1,500,000 additional Units, resulting in the Sponsor holding an aggregate of 2,683,333 Founder Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our” or the “Company” refer to BHAV Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BHAV Partners LLC. Certain additional capitalized terms used below are defined elsewhere in this report. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated on September 29, 2025, for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as the “Business Combination.” While we may pursue an initial Business Combination opportunity in any business, industry or geographic location, we intend to capitalize on the ability of its management team and board advisors to identify, acquire and operate a business or businesses that can benefit from their established relationships, and sector management and operating experience. In particular, we currently intend to focus on opportunities that capitalize on the experience and ability of its management team and the individuals that may be appointed as members of our advisory board from time to time (the “board advisors”) to identify, acquire and operate a business in the advanced and industrial robotics, electric-vehicles (“EVs”), drones and unmanned-aerial-systems (“UAS”) or financial technology (“fintech”) industry. We have not selected any Business Combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of private placement units, our shares, debt or a combination of cash, shares and debt. We will have up to 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. We may also hold a shareholder vote at any time to amend our Articles to modify the amount of time we will have to consummate an initial Business Combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of our Public Shares issued in the Initial Public Offering if we have not consummated an initial Business Combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity).

Following the closing of the Initial Public Offering, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in the Trust Account. The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account), to complete our initial Business Combination. Except with respect to permitted withdrawals and/or pay dissolution expenses, the proceeds from the Initial Public Offering and Private Placement Units held in the Trust Account will not be released until the earliest of (a) the completion of our initial Business Combination; (b) the redemption of any of the public shares in connection with any vote on a proposed Business Combination in accordance with the provisions of our Articles; (c) the repurchase of shares by means of a tender offer pursuant to the Articles; (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Articles (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or redeem 100% of its public shares if we do not consummate our initial Business Combination by June 20, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial Business Combination activity; and (e) the redemption of all of Public Shares if we are unable to complete or initial Business Combination by June 20, 2027 (or such later date if extended), subject to applicable law and the provisions of the Articles.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through March 31, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses in connection with identifying a target company for a Business Combination.

For the three months ended March 31, 2026, we had a net income of $12,001, which consists of interest income on marketable securities held in the Trust Account of $87,917 and change in fair value of over-allotment option liability of $31,000, partially offset by general and administrative expenses of $106,597 and interest expense on financed loan liability of $319.

Liquidity and Capital Resources

On March 20, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of 100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 200,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the at-risk capital investors, generating gross proceeds of $2,000,000. Following the Initial Public Offering and the sale of the Private Placement Units, a total of $100,000,000 was placed in the Trust Account.

Transaction costs amounted to $1,328,871, consisting of $500,000 of cash underwriting fee, $370,000 representing the fair value of the Representative Shares issued to the designee of Maxim and $458,871 other offering costs.

As of March 31, 2026, we had cash of $1,027,530 and working capital of $824,519. Further, the Sponsor has agreed to loan up to $500,000 to cover organizational, offering related and post-offering expenses. These loans are evidenced by the Note entered into by and between us and the Sponsor, dated October 24, 2025. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of the Founder Shares by the Sponsor and loans from our Sponsor under the Note.

As of March 31, 2026, we had marketable securities held in the Trust Account of $100,087,917 (including approximately $87,917 of interest earned) consisting of money market funds. We may withdraw interest from the Trust Account as permitted withdrawals to pay income and/or franchise taxes, if any, and up to $100,000 for dissolution expenses. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and up to $100,000 for dissolution expenses, to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account and other sources of available capital, including the Note and any additional loans, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

We expect our primary liquidity requirements over the next 12 months to include fees and expenses associated with satisfying our financial reporting obligations; legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; and general working capital that will be used for miscellaneous expenses, general corporate purposes, liquidation obligations and reserves net of estimated interest income.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. We expect to satisfy our liquidity requirements with cash on hand and, if necessary, additional loans from our Sponsor under the Note. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses. Moreover, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

For the three months ended March 31, 2026, cash used in operating activities was $43,141. Net income of $12,001 was affected by the interest earned on marketable securities held in the Trust Account of $87,917, change in fair value of over-allotment option liability of $31,000, payment of general and administrative expenses under the Note of $25,165, prior year pre-payment applied to current year general and administrative expenses of $3,350 and interest expense on financed loan liability of $319. Changes in operating assets and liabilities provided $34,941 of cash for operating activities.

For the three months ended March 31, 2026, cash used in investment activities was $100,000,000, which was the amount required to be deposited in the Trust Account from the Initial Public Offering and sale of the Private Placement Units.

For the three months ended March 31, 2026, cash provided by financing activities was $101,045,671, which is comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Units, net of offering costs.

Going Concern Consideration

At March 31, 2026, the Company had cash of $1,027,530 and working capital of $824,519.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Units held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company additional loans to finance transaction costs in connection with an initial Business Combination, except such amounts as may be loaned in accordance with the terms of the Note.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs within one year from the date of issuance of the unaudited condensed financial statements included in this report. Over this time period, we will use the funds held outside of the Trust Account to pay for existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

See “Note 5 – Related Party Transactions” in the unaudited condensed financial statements contained elsewhere in this report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than that certain Administrative Services Agreement, dated March 18, 2026, pursuant to which the Company shall begin accruing payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, commencing on March 18, 2026, through the earlier of our consummation of an initial Business Combination and our liquidation, which may be paid by us to the Sponsor or an affiliate thereof upon the completion of its initial Business Combination or its liquidation, assuming there is cash available.

The Sponsor agreed to loan up to $500,000 to the Company pursuant to the terms of the Note to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. As of March 31, 2026, we did not owe any amounts to the Sponsor under the Note.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officers’ compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus, which could materially affect our business, financial condition or future results. There have been no material changes during the quarterly period ended March 31, 2026, to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Use of Proceeds

On March 20, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of 100,000,000. Maxim acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-293399) (as amended, the “Registration Statement”). The Registration Statement was declared effective by the SEC on March 18, 2026.

Following the closing of the Initial Public Offering, an amount of $100,000,000 (or $10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account. The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), to complete our initial Business Combination. Except with respect to permitted withdrawals and/or dissolution expenses, the proceeds from the Initial Public Offering and Private Placement Units held in the Trust Account will not be released until the earliest of (a) the completion of our initial Business Combination; (b) the redemption of any of the Public Shares in connection with any vote on a proposed Business Combination in accordance with the provisions of our Articles; (c) the repurchase of shares by means of a tender offer pursuant to the Articles; (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Articles (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or redeem 100% of our Public Shares if we do not consummate its initial Business Combination by June 20, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial Business Combination activity; and (e) the redemption of all of the Public Shares if we are unable to complete our initial Business Combination by June 20, 2027 (or such later date if extended), subject to applicable law and the provisions of the Articles.

We paid a total of $1,328,871, consisting of $500,000 of cash underwriting fee and $828,871 of other offering costs and expenses related to the Initial Public Offering. The remaining proceeds from the Initial Public Offering and sale of the Private Placement units are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of the Private Placement Units as is described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, dated March 18, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
4.1	Rights Agreement, dated March 18, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
10.1	Letter Agreement, dated March 18, 2026, by and among the Company, its officers, directors, board advisor and BHAV Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
10.2	Investment Management Trust Agreement, dated March 18, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
10.3	Form of Registration Rights Agreement by and among the Company, BHAV Partners LLC, Maxim Group LLC and each of the at-risk capital investors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 12, 2026).
10.4	Sponsor Private Placement Unit Subscription Agreement, dated March 18, 2026, by and between the Company and BHAV Partners LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
10.5	Form of Subscription Agreement by and between the Company and each of the at-risk capital investors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
10.6	Administrative Services Agreement, dated March 18, 2026, between the Company and BHAV Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2026).
10.7	Form of Indemnity Agreement by and between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as filed with the SEC on February 11, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BHAV ACQUISITION CORP

Date: May 15, 2026	By:	/s/ Giri Devanur
	Name:	Giri Devanur
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Chaitanya Kumar Setti
	Name:	Chaitanya Kumar Setti
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)