Form 10-Q
period 2026-06-30
BHAV Acquisition Corp
filed 2026-08-14
CIK 2097288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, the registrant had a total of 10,700,000 Class A ordinary shares, $0.0001 par value per share, and 3,333,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

BHAV ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BHAV ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash	$692,704	$25,000
Prepaid expenses	86,689	3,350
Prepaid insurance	100,879	—
Total current assets	880,272	28,350
Deferred offering costs	—	105,403
Prepaid insurance – long-term	23,301	—
Marketable securities held in Trust Account	100,979,443	—
Total Assets	$101,883,016	$133,753

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accrued offering costs	$80,500	$17,375
Accounts payable and accrued expenses	98,419	14,500
Financed loan liability	62,165	—
Promissory note – related party	—	124,574
Total Current Liabilities	241,084	156,449

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares and no shares at redemption value of $10.10 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	100,979,443	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 700,000 shares and 0 shares issued and outstanding (excluding 10,000,000 shares and 0 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	70	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 and 3,833,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	333	383
Additional paid-in capital	—	24,617
Retained Earnings (Accumulated deficit)	662,086	(47,696)
Total Shareholders’ Equity (Deficit)	662,489	(22,696)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$101,883,016	$133,753

(1)	At December 31, 2025, included up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$251,471	$358,068
Loss from operations	(251,471)	(358,068)

Other income (expense):
Interest earned on marketable securities held in Trust Account	891,526	979,443
Change in fair value of over-allotment option liability	62,900	93,900
Interest expense on financed loan liability	(1,782)	(2,101)
Total other income, net	952,644	1,071,242

Net income	$701,173	$713,174

Basic and diluted weighted average shares outstanding, Class A ordinary shares	10,700,000	6,029,834
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.08
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	3,333,333	3,333,333
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.08

(1)	Excluded up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2025	—	$—	3,833,333	$383	$24,617	$(47,696)	$(22,696)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(3,276,693)	—	(3,276,693)

Sale of Private Placement Units	200,000	20	—	—	1,999,980	—	2,000,000

Fair value of Representative Shares	500,000	50	—	—	369,950	—	370,000

Fair value of Public Rights included in Public Shares	—	—	—	—	1,800,000	—	1,800,000

Forfeiture Founder Shares	—	—	(650,000)	(65)	65	—	—

Reissuance of Founder Shares	—	—	650,000	65	4,160	—	4,225

Allocated value of transaction costs to Public Rights and Private Placement Units	—	—	—	—	(33,995)	—	(33,995)

Net income	—	—	—	—	—	12,001	12,001

Balance – March 31, 2026 (unaudited)	700,000	70	3,833,333	383	888,084	(35,695)	852,842

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(888,134)	(3,392)	(891,526)

Net income	—	—	—	—	—	701,173	701,173

Balance – June 30, 2026 (unaudited)	700,000	$70	3,333,333	$333	$—	$662,086	$662,489

(1)	Included up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net income	$713,174
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note – related party	39,665
Interest earned on marketable securities held in Trust Account	(979,443)
Interest expense on financed loan liability	2,101
Change in fair value of over-allotment option liability	(93,900)
Changes in operating assets and liabilities:
Prepaid expenses	(83,339)
Prepaid insurance	(32,295)
Accounts payable and accrued expenses	83,919
Net cash used in operating activities	(350,118)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to at-risk capital investors	4,225
Proceeds from sale of Units, net of underwriting discounts paid	99,500,000
Proceeds from sale of Private Placement Units	2,000,000
Proceeds from promissory note – related party	5,005
Repayment of promissory note – related party	(216,443)
Payment of offering costs	(243,144)
Repayment of financed loan liability	(31,821)
Net cash provided by financing activities	101,017,822

Net Change in Cash	667,704
Cash – Beginning of period	25,000
Cash – End of period	$692,704

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$80,500
Offering costs paid through promissory note – related party	$47,199
Prepaid insurance funded through financed loan liability	$91,885
Forfeiture of Founder Shares	$50

The accompanying notes are an integral part of these unaudited condensed financial statements.

BHAV ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BHAV Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 29, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. While the Company may pursue an initial Business Combination opportunity in any business, industry or geographic location, it intends to capitalize on the ability of its management team and board advisors to identify, acquire and operate a business or businesses that can benefit from their established relationships, and sector management and operating experience. In particular, the Company currently intends to focus on opportunities that capitalize on the experience and ability of its management team and the individuals that may be appointed as members of the Company’s advisory board from time to time (the “board advisors”) to identify, acquire and operate a business in the advanced and industrial robotics, electric-vehicles (“EVs”), drones and unmanned-aerial-systems (“UAS”) or financial technology (“fintech”) industry, which, collectively, are hereinafter referred to as the “focus industries.”

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 29, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On March 20, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Public Share and one right (each, a “Share Right”) to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Public Rights”). Each four (4) Share Rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares. In addition, 500,000 Class A ordinary shares were issued to the designee of Maxim Group LLC, the representative of the underwriters (“Maxim”), as part of the underwriting compensation relating to the closing of the Initial Public Offering and sale and issuance of the Units (the “Representative Shares”). The registration statement on Form S-1 (File No. 333-293399) relating to the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on March 18, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 200,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $2,000,000 in the aggregate, of which, approximately $1,783,557 was paid in cash and approximately $216,443 was satisfied by reduction of the principal balance underlying the unsecured promissory note, dated as of October 24, 2025 (the “Note”), issued to BHAV Partners LLC (the “Sponsor”), in a private placement to the Sponsor, certain third-party investors (the “third-party investors”), none of which are affiliated with the Sponsor, the Company’s officers, directors, board advisors, Maxim, or any other investor, and certain individuals who are registered persons of Maxim (the “Maxim individuals,” together with the third-party investors the “at-risk capital investors,” and together with the Sponsor the “initial shareholders”), generating gross proceeds of $2,000,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Private Placement Rights”). Of the 200,000 Private Placement Units, the Sponsor purchased 135,000 Private Placement Units and the at-risk capital investors purchased 65,000 Private Placement Units, of which, 20,000 Private Placement Units were purchased by Maxim individuals, and 45,000 Private Placement Units were purchased by the third-party investors.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if shareholders pass an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association (the “Articles”) approving a Business Combination, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or approved by a resolution in writing of all of the shareholders entitled to vote on such matter (or such other threshold as may be allowed under the Companies Act (As Revised) of the Cayman Islands), or such other vote as required by applicable law or the stock exchange rules. Subject to limited exceptions, if the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, shareholders will be required to pass a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, approving a plan of merger or plan of consolidation. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers, directors and board advisors have agreed to vote their Founder Shares (as defined in Note 5), Public Shares purchased during or after the Initial Public Offering and Private Placement Shares in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). The at-risk capital investors have also agreed to vote the Founder Shares, including any Class A ordinary shares issuable upon conversion thereof, and Private Placement Shares beneficially owned by them in favor of any proposals relating to the election of directors to the Company’s board of directors (the “Board”), the consummation of an initial Business Combination (including any proposals recommended by the Board in connection with such Business Combination) and an amendment and/or restatement to the Articles to extend the date by which the Company must consummate its initial Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote in favor of or vote against, or abstain from voting on, a proposed Business Combination and waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, dated as of March 18, 2026, and filed with the SEC on March 20, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $692,704 and working capital of $639,188.

The Company’s liquidity needs up to June 30, 2026 had been satisfied through loans from the Sponsor under the Note to cover organizational, offering related and post-offering expenses of up to $500,000. At the closing of the Initial Public Offering, on March 20, 2026, the Company repaid the total outstanding balance of the Note amounting to approximately $216,443 for amounts related to general and administrative and offering related expenses (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity position and mandatory liquidation within 12 months of the date of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination within the Combination Period; however, there can be no assurance that the Company will be able to consummate a Business Combination within this period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $692,704 and $25,000 in cash and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $100,979,443, were held in money market funds, which are invested primarily in U.S. treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2025, there were no assets held in the Trust Account.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income per ordinary share does not consider the effect of the Public Rights and Private Placement Rights, since the conversion of these rights is contingent upon the occurrence of future events (the consummation of the initial Business Combination). These rights are convertible into an aggregate of 2,550,000 Class A ordinary shares. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$534,624	$166,549	$459,281	$253,893
Denominator
Weighted-average shares outstanding	10,700,000	3,333,333	6,029,834	3,333,333
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.08	$0.08

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriter’s over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriter did not exercise their overallotment option at the closing of the Initial Public Offering.

Share Rights

The Company accounted for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned value, and as such they were recorded within shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Rights	(1,800,000)
Proceeds allocated to over-allotment option	(93,900)
Public Shares issuance costs	(1,294,876)
Plus:
Accretion for Class A ordinary shares to redemption amount	3,276,693
Class A ordinary shares subject to possible redemption, March 31, 2026	100,087,917
Plus:
Accretion for Class A ordinary shares to redemption amount	891,526
Class A ordinary shares subject to possible redemption, June 30, 2026	$100,979,443

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

The Private Placement Units are identical to the Units, subject to certain exceptions. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will expire worthless. The Private Placement Units (and the securities comprising such units) will not be transferable, assignable or salable until 30 days after the consummation of the Company’s initial Business Combination or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, subject to certain exceptions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On September 30, 2025, the Company issued 3,833,333 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0065, which was paid in December 2025. On March 18, 2026, the Sponsor forfeited an aggregate of 650,000 Founder Shares and the at-risk capital investors purchased an aggregate of 650,000 Founder Shares pursuant to the subscription agreements entered by and among the Company, the Sponsor and each at-risk capital investor, for an aggregate purchase price of approximately $4,225, or approximately $0.0065 per share, which resulted in the Sponsor owning 3,183,333 Founder Shares. The Founder Shares included an aggregate of up to 500,000 shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration.

On February 20, 2026, the Sponsor granted non-managing membership interests equivalent to an aggregate of 235,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”), directors, and board advisor, in exchange for their respective professional services to the Company until the Company’s initial Business Combination. The assignment of these non-managing membership interests reflecting an indirect interest in the Founder Shares to the holders thereof are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 235,000 Founder Shares represented by such non-managing membership interests assigned to the holders thereof on February 20, 2026, was $695,600, or $2.96 per share. The Company established the initial fair value of the Founder Shares on February 20, 2026, the date the assignment was granted, using a Monte Carlo simulation with underlying forecast mathematics based on Geometric Brownian Motion in a risk-neutral framework, which takes into consideration the implied Class A ordinary share price of $9.86 multiplied by the probability of de-SPAC and instrument-specific market adjustment of 30.0%. The non-managing membership interests are subject to forfeiture based on a performance condition of providing services through the Company’s initial Business Combination. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of the Company’s initial Business Combination) in an amount equal to the number of non-managing membership interest times the assignment date fair value per share (unless subsequently modified) less the amount initially received. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Due from Sponsor

The Company paid the Sponsor an amount of $24,967 in excess of the outstanding Note balance at the closing of the Initial Public Offering. Additionally, an amount of $10,000 is due from the Sponsor related to a fund transfer from the Company’s bank account. On April 8, 2026, the Sponsor reimbursed the full amount. As of June 30, 2026, and December 31, 2025, the total amount due from the Sponsor is $0.

Administrative Services

The Company entered into that certain Administrative Services Agreement, pursuant to which, commencing on March 18, 2026, through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, the Company will begin accruing payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof upon the completion of its initial Business Combination or its liquidation, assuming there is cash available. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $69,032 in fees for these services, which are included in general and administrative expenses in the accompanying unaudited condensed statements of operations, respectively. As of June 30, 2026 and December 31, 2025, $69,032 and $0 were included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no such amounts outstanding under the Working Capital Loans.

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

Advisory Agreement

The Sponsor engaged Super Technology Solutions Inc. on behalf of the Company on March 29, 2026, whose Chief Operating Officer serves as the Company’s sole board advisor in identifying, acquiring, and operating a business in the Company’s focus industries, to perform temporary technical, advisory, staff augmentation services and others in connection with the Company’s search for a business combination candidate. For the three and six months ended June 30, 2026, the Company incurred and paid an aggregate of $35,000 in fees for these services, which are included in the general and administrative expenses in the accompanying unaudited condensed statements of operations. No further fees will be incurred for future periods in connection with this engagement.

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

Financed Loan Liability

In connection with the directors’ and officers’ insurance policy, effective as of March 18, 2026, the Company entered into a financing agreement (the “Premium Finance Agreement”) for $91,885 of the $153,641 total premium at an interest rate of 9.24% per annum. The financing under the Premium Finance Agreement requires three quarterly payments of $31,821 commencing on May 18, 2026. As of June 30, 2026 and December 31, 2025, the outstanding balance of the financed loan liability thereunder is $62,165 and $0, which is recorded within current liabilities on the accompanying condensed balance sheets, respectively.

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

At the closing of the Company’s Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.05 per Unit sold in the Initial Public Offering, or $500,000 in the aggregate.

Representative Shares

On March 20, 2026, the Company issued 500,000 Representative Shares to the designee of Maxim as part of the underwriting compensation. The Representative Shares are identical to the Class A ordinary shares included in the Units, except that Maxim and/or its designees have agreed not to transfer, assign, sell, pledge, or hypothecate any such shares, or subject such shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until 180 days immediately following the commencement of sales in connection with the Initial Public Offering pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2). Maxim and/or its designees have agreed not to transfer, assign or sell any such Representative Shares without prior consent of the Company until the completion of the Company’s initial Business Combination. In addition, Maxim and/or its designees have agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The issuance of the Representative Shares is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. Further, the issuance of the Representative Shares should be accounted for as an offering cost in accordance with SAB Topic 5A, “Expenses of Offering,” since the Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the 500,000 Representative Shares to be $370,000, or $0.74 per share. Accordingly, $370,000 has been recorded as a deferred offering cost on March 20, 2026, with a corresponding increase in additional paid-in capital. The Company established the initial fair value for the Representative Shares on March 20, 2026, using Probability-Weighted Expected Return Method (“PWERM”). The primary assumptions used in the valuation of Representative Shares were (i) implied Class A ordinary share price of $9.82 (ii) lockup term of 1.25 years, and (iii) probability of de-SPAC and market adjustment of 7.5%.

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

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 700,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 3,333,333 and 3,833,333 Class B ordinary shares issued and outstanding, respectively. On May 3, 2026, the underwriters forfeited the remaining unexercised balance of 1,500,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 500,000 Founder Shares were forfeited by the Sponsor for no consideration.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of December 31, 2025, there were no assets held in the Trust Account.

		June 30,
	Level	2026

Marketable securities held in Trust Account	1	100,979,443

The over-allotment option discussed in Note 6 was accounted for as a liability in accordance with FASB ASC Topic 480 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing model, including assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

March 20, 2026
Risk-free interest rate	3.71%
Expected term (years)	0.12
Volatility	2.54%
Exercise price	$10.00

As of May 3, 2026, the over-allotment option has expired.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the period ended June 30, 2026:

Fair value of over-allotment option liability at January 1, 2026	$—
Initial fair value of over-allotment option liability at March 20, 2026	93,900
Change in fair value of over-allotment option liability	(31,000)
Fair value of over-allotment option liability at March 31, 2026	62,900
Change in fair value of over-allotment option liability	(62,900)
Fair value of over-allotment option liability at June 30, 2026	$—

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

NOTE 9 – SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics as set forth below.

	June 30, 2026	December 31, 2025
Cash	$692,704	$25,000
Marketable securities held in Trust Account	$100,979,443	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$251,471	$358,068
Interest earned on marketable securities held in Trust Account	$891,526	$979,443

The CODM reviews interest income on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated on September 29, 2025, for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as the “Business Combination.” While we may pursue an initial Business Combination opportunity in any business, industry or geographic location, we intend to capitalize on the ability of its management team and board advisors to identify, acquire and operate a business or businesses that can benefit from their established relationships, and sector management and operating experience. In particular, we currently intend to focus on opportunities that capitalize on the experience and ability of its management team and the individuals that may be appointed as members of our advisory board from time to time to identify, acquire and operate a business in the advanced and industrial robotics, EVs, drones and UASs or fintech industry. We have not selected any Business Combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of private placement units, our shares, debt or a combination of cash, shares and debt. We will have up to 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. We may also hold a shareholder vote at any time to amend our Articles to modify the amount of time we will have to consummate an initial Business Combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of our Public Shares issued in the Initial Public Offering if we have not consummated an initial Business Combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity).

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses in connection with identifying a target company for a Business Combination.

For the three months ended June 30, 2026, we had a net income of $701,173, which consists of interest earned on marketable securities held in the Trust Account of $891,526 and change in fair value of over-allotment option liability of $62,900, offset by general and administrative expenses of $251,471 and interest expense on financed loan liability of $1,782.

For the six months ended June 30, 2026, we had a net income of $713,174, which consists of interest earned on marketable securities held in the Trust Account of $979,443 and change in fair value of over-allotment option liability of $93,900, offset by general and administrative expenses of $358,068 and interest expense on financed loan liability of $2,101.

Liquidity and Capital Resources

On March 20, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 200,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the at-risk capital investors, generating gross proceeds of $2,000,000. Following the Initial Public Offering and the sale of the Private Placement Units, a total of $100,000,000 was placed in the Trust Account.

Transaction costs amounted to $1,328,871, consisting of $500,000 of cash underwriting fee, $370,000 representing the fair value of the Representative Shares issued to the designee of Maxim and $458,871 other offering costs.

As of June 30, 2026, we had cash of $692,704 and working capital of $639,188. Further, the Sponsor has agreed to loan up to $500,000 to cover organizational, offering related and post-offering expenses. These loans are evidenced by the Note entered into by and between us and the Sponsor, dated October 24, 2025. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of the Founder Shares by the Sponsor and loans from our Sponsor under the Note.

As of June 30, 2026, we had marketable securities held in the Trust Account of $100,979,443 (including $979,443 of interest earned) consisting of money market funds. We may withdraw interest from the Trust Account as permitted withdrawals to pay income and/or franchise taxes, if any, and up to $100,000 for dissolution expenses. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and up to $100,000 for dissolution expenses, to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We may need to raise additional funds in order to meet the expenditures required for operating our business. We expect to satisfy our liquidity requirements with cash on hand and, if necessary, additional loans from our Sponsor under the Note. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses. Moreover, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

For the six months ended June 30, 2026, cash used in operating activities was $350,118. Net income of $713,174 was affected by the interest earned on marketable securities held in the Trust Account of $979,443, change in fair value of over-allotment option liability of $93,900, payment of general and administrative expenses under the Note of $39,665 and interest expense on financed loan liability of $2,101. Changes in operating assets and liabilities used $31,715 of cash for operating activities.

For the six months ended June 30, 2026, cash used in investment activities was $100,000,000, which was the amount required to be deposited in the Trust Account from the Initial Public Offering and sale of the Private Placement Units.

For the six months ended June 30, 2026, cash provided by financing activities was $101,017,822, which was mostly comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Units, net of offering costs.

Going Concern Consideration

At June 30, 2026, the Company had cash of $692,704 and working capital of $639,188.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company’s liquidity position and mandatory liquidation within 12 months of the date of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination within the Combination Period; however, there can be no assurance that the Company will be able to consummate a Business Combination within this period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

See “Note 5 – Related Party Transactions” in the unaudited condensed financial statements contained elsewhere in this report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, effective as of March 18, 2026, we entered into the Premium Finance Agreement to finance a portion of the premium in connection with the directors’ and officers’ insurance policy. The agreement provides financing of $91,885 of the $153,641 total premium, which will be repaid in three equal quarterly payments of $31,821 beginning May 18, 2026, with interest accruing at an annual rate of 9.24%.

The Sponsor agreed to loan up to $500,000 to the Company pursuant to the terms of the Note to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. As of June 30, 2026, we did not owe any amounts to the Sponsor under the Note.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus, which could materially affect our business, financial condition or future results. There have been no material changes during the quarterly period ended June 30, 2026, to the risk factors that were included in the Prospectus.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

BHAV ACQUISITION CORP

Date: August 14, 2026	By:	/s/ Giri Devanur
	Name:	Giri Devanur
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Chaitanya Kumar Setti
	Name:	Chaitanya Kumar Setti
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)